Form 10-K/A
STRUCTURED ASSET MORT INV INC MORT PASS THR CERT SER 2002-2
filed 2003-07-03
CIK 1212297

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-K/A

                                   Amendment No. 1


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

    (99.5) Reliance Certifications Mandated under the Pooling and Servicing
           Agreement for the year ended December 31, 2002.

       a) Alliance Mtg Co, as Securities Administrator <F2>
       b) Cendant Mtg Co, as Securities Administrator <F2>
       c) EMC Mtg Co, as Securities Administrator <F2>
       d) U.S. Bank Home Mortgage, as Securities Administrator <F2>


   (b) On January 17, 2003, a report on Form 8-K was filed in order to provide the Pooling and Servicing Agreement for the Certificates.


        No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.


   (c) Not applicable.


   (d) Omitted.

  <F1> Filed Herewith.

  <F2> Certification has been received.




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

  Dated: July 3, 2003

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

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Alliance Mtg Co, as Securities Administrator, Cendant Mtg Co, as Securities Administrator, EMC Mortgage Co., as Securities Administrator, and U.S. Bank Home Mortgage, as Securities Administrator.


      Date: 7/3/2003


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


  Ex-99.1 (a)

Deloitte
& Touche   (logo)

Deloitte & Touche LLP
Certified Public Accountants
One Independent Drive
Suite 2801
Jacksonville, FL 32202-5034

Tel: (904) 665-1400
Fax: (904) 355-9104
www.deloitte.com

INDEPENDENT ACCOUNTANTS' REPORT ON
MANAGEMENT'S ASSERTION ABOUT COMPLIANCE WITH
UNIFORM SINGLE ATTESTATION PROGRAM REQUIREMENTS

To the Board of Directors
Alliance Mortgage Company:

We have examined management's assertion about Alliance Mortgage Company's and subsidiaries ("Alliance Mortgage Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2002 included in the accompanying management assertion. Management is responsible for Alliance Mortgage Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Alliance Mortgage Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Alliance Mortgage Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that Alliance Mortgage Company compiled with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002 is fairly stated, in all material respects.

/s/ Deloitte & Touche LLP

March 21, 2003

Deloitte
Touche
Tohmatsu

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

/s/ Deloitte & Touche LLP

January 15, 2003



Deloitte
Touche
Tohmatsu       (logo)

  Ex-99.1 (d)


PRICEWATERHOUSCOOPERS (logo)

PriceWaterhouseCoopers LLP
Suite 1300
650 Third Avenue South
Minneapolis MN 55402-4333
Telephone (612) 596 6000
Facsimile (612) 373 7160


Report of Independent Accountants

To the Board of Directors and Shareholders of U.S. Bank, N.A.:

We have examined management's assertion about U.S. Bank, N.A (including U.S. Bank Home Mortgage) (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2002, included in the accompanying management assertion (see
Exhibit I). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002, is fairly stated, in all material respects.

/s/ PriceWaterhouseCoopers LLP

March 21, 2003

  Ex-99.2 (a)

Alliance        (logo)
MORTGAGE COMPANY

March 21, 2003

Deloitte & Touche LLP
Suite 2801, One Independent Drive
Jacksonville, Florida 32202

As of and for the years ended December 31, 2002, Alliance Mortgage Company and subsidiaries (the "Company") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for the same period, the Company had in effect fidelity and errors and omissions insurance coverage in the amounts of $15,000,000 and $15,000,000, respectively.

/s/ Gary A. Meeks
Gary A. Meeks
Chairman and Chief Executive Officer

/s/ Blake Wilson
Blake Wilson
Executive Vice President
Chief Financial Officer

/s/ Michael C. Koster
Michael C. Koster
Executive Vice President
Loan Administration



8100 Nations Way * Jacksonville, Florida 32256-4405 * (904) 281-6000




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

/s/ Beverly A. Sibblies
Beveryly A. Sibblies, Executive Vice President

/s/ Scott D. Samlin
Scott D. Samlin, Senior Vice President



Two MacArthur Ridge, 909 Hidden Ridge Drive, Suite 200, Irving Texas 75038 Mailing Address: P.O. Box 141358 Irving, Texax 75014-1358


Member
Mortgage Bankers
Association of America        (logo)

  Ex-99.2 (d)


US bank (logo)
Five Star Service Guaranteed

Home Mortgage
1550 East 79th Street, Suite 880
Bloomington, MN 55425

Exhibit I


Management's Assertion Concerning Compliance with USAP Minimum Servicing
Standards

March 21, 2003

As of and for the year ended December 31, 2002, U.S. Bank, N.A and its subsidiaries (including U.S. Bank Home Mortgage) (the "Company") have complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this period, the Company had in effect a fidelity bond and errors and omissions policy in the amounts of $200,000,000 and $200,000,000 respectively.

/s/ Daniel A. Arrigoni
Daniel A. Arrigoni
President and Chief Executive Officer
U.S. Bank Home Mortgage

/s/ Richard A. Aneshansel
Richard A. Aneshansel
Chief Financial Officer
U.S. Bank Home Mortgage

/s/ Michael L. Norris
Michael L. Norris
Executive Vice President, Mortgage Servicing
U.S. Bank Home Mortgage

  Ex-99.3 (a)

Wells Fargo Bank Minnesota,N.A.
9062 Old Annapolis Rd.
Columbia, MD 21045
Attention: Master Servicing

RE: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2002 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default of failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

(D)  All premiums for each Hazard Insurance Policy, Flood Insurance Policy
     (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lein or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

(F)  All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified By:

/s/ Michael C. Koster
Officer

Executive Vice President
Title

1/22/03
Date


  Ex-99.3 (b)


Cendant Mortgage
4001 Leadenhall Road
Mt. Laurel, NJ 08054


Cendant
Mortgage (logo)

March 28, 2003


Structured Asset Mortgage Investments, Inc.
383 Madison Avenue
New York, New York 10179
Attention: Vice President, Servicing

RE: Officer's Certificate

Ladies and Gentlemen:

The undersigned officer certifies the following for the 2002 calendar year.

a) I have reviewed the activities and performances of the Servicer during the preceding fiscal year under the terms of each Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Servicer Guide pursuant to which the Servicer services mortgage Loans for Structured Asset Mortgage Investments, Inc. ("SAMI") (the "Agreements") and to the best of my knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the Servicer to perform any such duties, responsibilities or obligations, a description of each default and failure and the nature and status thereof has been reported to SAMI;

b) I have confirmed that the Servicer is currently an approved FNMA or FHLMC Servicer in good standing;

c) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Agreements are in full force and effect;

d) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that such insurance policies are in full force and effect;

e) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgage Property, have been paid, or if any such costs or expenses have been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to SAMI;

f) All Custodial Accounts have been reconciled and are properly funded; and

g) All annual reports of Foreclosure and Abandonment of Mortgaged Property required per section 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified by:

/s/ Mary Hull
Officer

Director - Loan Servicing
Title

3/28/03
Date

  Ex-99.3 (c)


EMC
Mortgage Corporation (logo)

Officer's Certificate

I, Sue Stepanek, Executive Vice President of EMC Mortgage Corporation, do hereby certify to Wells Fargo, the "Company," that in respect to the period ending November 30, 2002, a review of the activities of EMC Mortgage Corporation and it's performance under the Selling and Servicing Agreements, Pooling and Servicing Agreement, or other Agreement therein has been made under my supervision. To the best of my knowledge, based on such review, "EMC" has performed and fulfilled its duties, responsibilities and obligations in all material respects with the terms and provisions under said Agreements throughout such year, if there has been a default in the fulfillment of any such duties, responsibilities or obligations, specifying each such default known to such Servicing Officer the nature and status thereof has been reported to the Company.

/s/ Sue Stepanek
Sue Stepanek, Executive Vice President

3/28/03
Date


Two MacArthur Ridge 909 Hidden Ridge Drive, Suite 200 Irving, TX 75067

  Ex-99.3 (d)


Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Rd.
Columbia, MD 21045
Attention: Master Servicing


RE: Officer's Certificate


Dear Master Servicer:

The undersigned Officer certifies the following for the 2002 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

(F) All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified By:

/s/
Officer

Vice President
Title

3-31-03
Date